Form 10QSB
period 1998-03-31
MAS ACQUISITION VI CORP
filed 1998-06-03
CIK 1052781

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the period ended  - March 31, 1998

          				OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from

            		Commission file number 0-23947

	                MAS ACQUISITION VI CORP.
              (Name of Small Business Issuer in its charter)



                Indiana                			  35-2035070
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization                      Identification Number)


     1710 E. Division St., Evansville, Indiana           47711
     (Address of principal executive offices)			   	  (Zip Code)

     Registrant's telephone number, including area code: (812) 479-7266



     Securities registered under Section 12(b) of the Act: None

     Securities registered under Section 12(g) of the Act:

               Common Stock, $.001 par value per share
                           (Title or class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days.	YES [x]   NO [  ]

     As of March 31, 1998, the Registrant has outstanding 1,003,600 shares of Common Stock.

                 MAS Acquisition VI Corp.

                       Form 10-QSB

                    Quarterly Report

                     March 31, 1998


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(1) Financial Statements    	 	                    Page
     Balance Sheet at December 31, 1997 and
        March 31, 1998 (unaudited)                           F-1
     Statements of Operations for the three months
        ended March 31, 1997 and March 31, 1998 (unaudited)  F-2
     Statement of Changes in Stockholder's Equity
        for the period from inception (October 7, 1996)
        to March 31, 1998 (unaudited)                        F-3
     Statements of Cash Flows for the three months
        ended March 31, 1997 and March 31, 1998 (unaudited)  F-4
     Notes to Unaudited Financial Statements                 F-5

                           MAS Acquisition VI Corp.
                         (A Development Stage Company)
                                 Balance Sheet

                                                 March 31,     December 31,
               ASSETS                              1998           1997
               ------                            ---------     ------------
Current assets:

  Organization costs, net of $36 and $31
    amortization                                        58            63
                                                 ---------     ---------
                                                 $      58     $      63
                                                 =========     =========

        STOCKHOLDER'S EQUITY
        --------------------

Commitments and contingencies

Stockholder's equity:
  Preferred stock, $.001 par value
    20,000,000 shares authorized                       -             -

  Common stock, $.001 par value,
    80,000,000 shares authorized, 1,003,600 shares
    issued and outstanding                              94            94
    (Deficit) accumulated during
    development stage                                  (36)          (31)
                                                 ---------     ---------
                                                        58            63
                                                 ---------     ---------
                                                 $      58     $      63
                                                 =========     =========

               See accompanying notes to financial statements.

                          MAS Acquisition VI Corp.
                       (A Development Stage Company)
                          Statement of Operations

                                                 March 31,     March 31,
                                                   1998          1997
                                                 ---------     ---------

Operating expenses                               $       5     $       9
                                                 ---------     ---------
Net (loss)                                              (5)           (9)
                                                 ---------     ---------

Per share information:
  Net (loss) per common share                    $  (0.00)     $  (0.00)
                                                 =========     =========

  Shares used in calculating per share amounts   1,003,600     1,003,600
                                                 =========     =========



               See accompanying notes to financial statements.

                           MAS Acquisition VI Corp.
                        (A Development Stage Company)
                 Statement of Changes in Stockholder's Equity

                                                 Deficit Accumulated
                                                      During the
                                Common Stock      Development Stage    Total
                            -------------------- ------------------- ----------
     ACTIVITY                Shares      Amount
                            ---------   --------
Balance at inception              -     $     -         $     -       $    -
Shares issued to officer to
  reimburse organization costs
  October at $.00009        1,000,000          90                           90

Net (loss) for the year           -           -                (9)          (9)
                            ---------   ---------       ---------     --------
Balance, December 31, 1996  1,000,000          90              (9)          81
                            ---------   ---------       ---------     --------
  Compensation of directors
   January 1997 @ $.001
   per share                      500           1                            1

  Gift shares
   March 1997 @ $.001           3,100           3                            3
Net (loss) for the year           -           -               (22)         (22)
                            ---------   ---------       ---------     --------
Balance, December 31, 1997  1,003,600          94             (31)          63
                            ---------   ---------       ---------     --------

Balance, March 31, 1998     1,003,600   $      94       $     (36)    $     58
                            =========   =========       =========     ========


               See accompanying notes to financial statements.

                          MAS Acquisition VI Corp.
                       (A Development Stage Company)
                          Statement of Cash Flows



                                                   March 31,     March 31,
                                                     1998          1997
                                                 ------------   ----------
Net income (loss)                               $          (5)  $       (9)
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Amortization                                            5            5
    Shares issued for services                            -              1
    Gift shares issued                                    -              3
                                                 ------------   ----------
         Total adjustments                                  5            9
  Net cash provided by (used in)
    operating activities                                  -            -

  Increase (decrease) in cash                             -            -
  Cash and cash equivalents,
    beginning of period                                   -            -
                                                 ------------   ----------
  Cash and cash equivalents,
    end of period                                $        -     $      -
                                                 ============   ==========

               See accompanying notes to financial statements.





                          MAS Acquisition VI Corp.
                       (A Development Stage Company)
                       Notes to Financial Statements

Note 1. ORGANIZATION

The Company was incorporated on October 7, 1996, in the State of Indiana.
The Company is in the development stage and its intent is to locate suitable business ventures to acquire. The Company has had no significant business activity to date and has chosen December 31, as a year end.

        SIGNIFICANT ACCOUNTING POLICIES

Intangible Assets

The cost of intangible assets are amortized using the straight-line method over their estimated useful economic lives (five years used for organization costs). They are stated at cost less accumulated amortization. The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under FAS 121, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company for the period presented.

Estimates

The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Fair Value of Financial Instruments

The Company's short-term financial instruments consists of cash. The
Carrying amounts of the Company's financial instruments approximates fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash. During the period presented the Company did not maintain cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance
Corporation. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

Net loss per share

The net loss per share is computed by dividing the net loss for the period by the number of common shares outstanding for the period.
Common stock equivalents are excluded from the computation as their effect would be anti-dilutive.

Cash and cash equivalents

Cash and cash equivalents consist of cash and other highly liquid debt instruments with an original maturity of less than three months.

Recent Pronouncements

In 1996 Financial Accounting Standards No. 125 (FAS 125) Accounting for
Transfer and Servicing of Financial Assets and Extiguishments of
Liabilities was issued. FAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company will adopt FAS 125 in 1997. Adoption of
FAS 125 is not expected to have a material effect on the Company's financial position or operating results.

Note 2. STOCKHOLDERS' EQUITY

The Company issued 1,000,000 shares of common stock to an officer of the Company as reimbursement of organization costs and stock offering costs of the Company paid for by the officer in October 1996. Fair value used for this transaction of $.00009 per share is based upon the actual cost of incorporation. During January 1997 the Company issued 500 shares of its common stock to directors as compensation valued at $1. Additionally, the Company issued 3,100 shares of its common stock to 31 foreign citizens as a gift in March 1997 for an aggregate fair value of $3.

Note 3. INCOME TAXES

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classifications of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The deferred tax asset related to the operating loss carryforward has been fully reserved.

The Company has not provided current or deferred income taxes for the period presented due to a loss from operations.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITIONS.

  The following discussion should be read in conjuction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

Results of Operations - October 7, 1996 (Inception) through March 31, 1998.

  The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since inception.

Liquidity and Capital Resources.

  The Company has no cash as of March 31, 1998.


Part II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  The Company did not file any reports on Form 8-K during the quarter ended
March 31, 1998



SIGNATURES

	 Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



MAS ACQUISITION VI CORP.



Date: June 1, 1998

                           By: /s/ Aaron Tsai
                               ----------------------------------
                               Aaron Tsai
			       President, Chief Executive Officer
			       Treasurer and Director

Date: June 1, 1998

                           By: /s/ Chia-Lun Tsai
                               ----------------------------------
                               Chia-Lun Tsai
                               Vice President and Director


