Form 10QSB
period 1998-06-30
MAS ACQUISITION VI CORP
filed 1998-07-22
CIK 1052781

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the period ended  - June 30, 1998

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

     As of June 30, 1998, the Registrant has outstanding 1,003,600 shares of Common Stock.

                 MAS Acquisition VI Corp.

                       Form 10-QSB

                    Quarterly Report

                     June 30, 1998


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(1) Financial Statements    	 	                    Page
     Balance Sheet at December 31, 1997 and
        June 30, 1998 (unaudited)                            F-1
     Statements of Operations for the three months
        ended June 30, 1998 and for the six months
        ended June 30, 1998 (unaudited)                      F-2
     Statement of Changes in Stockholder's Equity
        for the period from inception (October 7, 1996)
        to June 30, 1998 (unaudited)                         F-3
     Statements of Cash Flows for the three months
        ended June 30, 1998 and for the six months
        ended June 30, 1998 (unaudited)                      F-4
     Notes to Unaudited Financial Statements                 F-5

                           MAS Acquisition VI Corp.
                         (A Development Stage Company)
                                 Balance Sheet

                                                  June 30,     December 31,
               ASSETS                              1998           1997
               ------                            ---------     ------------
Current assets:

  Organization costs, net of $45 and $31
    amortization                                        54            63
                                                 ---------     ---------
                                                 $      54     $      63
                                                 =========     =========

        STOCKHOLDER'S EQUITY
        --------------------

Commitments and contingencies

Stockholder's equity:
  Preferred stock, $.001 par value
    20,000,000 shares authorized                       -             -

  Common stock, $.001 par value,
    80,000,000 shares authorized, 1,003,600 shares
    issued and outstanding                              94            94
    (Deficit) accumulated during
    development stage                                  (40)          (31)
                                                 ---------     ---------
                                                        54            63
                                                 ---------     ---------
                                                 $      54     $      63
                                                 =========     =========

               See accompanying notes to financial statements.

                          MAS Acquisition VI Corp.
                       (A Development Stage Company)
                          Statement of Operations

                                                   Three          Six
                                                   Month         Month
                                                   Ended         Ended
                                                  June 30,      June 30,
                                                   1998          1998
                                                 ---------     ---------

Operating expenses                               $       4     $       9
                                                 ---------     ---------
Net (loss)                                              (4)           (9)
                                                 ---------     ---------

Per share information:
  Net (loss) per common share                    $  (0.00)     $  (0.00)
                                                 =========     =========

  Shares used in calculating per share amounts   1,003,600     1,003,600
                                                 =========     =========



               See accompanying notes to financial statements.

                           MAS Acquisition VI Corp.
                        (A Development Stage Company)
                 Statement of Changes in Stockholder's Equity

                                                 Deficit Accumulated
                                                      During the
                                Common Stock      Development Stage    Total
                            -------------------- ------------------- ----------
     ACTIVITY                Shares      Amount
                            ---------   --------
Balance at inception              -     $     -         $     -       $    -
Shares issued to officer to
  reimburse organization costs
  October at $.00009        1,000,000          90                           90

Net (loss) for the year           -           -                (9)          (9)
                            ---------   ---------       ---------     --------
Balance, December 31, 1996  1,000,000          90              (9)          81
                            ---------   ---------       ---------     --------
  Compensation of directors
   January 1997 @ $.001
   per share                      500           1                            1

  Gift shares
   March 1997 @ $.001           3,100           3                            3
Net (loss) for the year           -           -               (22)         (22)
                            ---------   ---------       ---------     --------
Balance, December 31, 1997  1,003,600          94             (31)          63
                            ---------   ---------       ---------     --------

Balance, June 30, 1998      1,003,600   $      94       $     (40)    $     54
                            =========   =========       =========     ========


               See accompanying notes to financial statements.

                          MAS Acquisition VI Corp.
                       (A Development Stage Company)
                          Statement of Cash Flows



                                                    Three          Six
                                                    Months        Months
                                                    Ended         Ended
                                                   June 30,      June 30,
                                                     1998          1998
                                                 ------------   ----------
Net income (loss)                               $          (4)  $       (9)
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Amortization                                            4            9
    Shares issued for services                            -            -
    Gift shares issued                                    -            -
                                                 ------------   ----------
         Total adjustments                                  4            9
  Net cash provided by (used in)
    operating activities                                  -            -

  Increase (decrease) in cash                             -            -
  Cash and cash equivalents,
    beginning of period                                   -            -
                                                 ------------   ----------
  Cash and cash equivalents,
    end of period                                $        -     $      -
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

Results of Operations - October 7, 1996 (Inception) through June 30, 1998.

  The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since inception.

Liquidity and Capital Resources.

  The Company has no cash as of June 30, 1998.


Part II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  The Company did not file any reports on Form 8-K during the quarter ended
June 30, 1998.



SIGNATURES

	 Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



MAS ACQUISITION VI CORP.



Date: July 15, 1998

                           By: /s/ Aaron Tsai
                               ----------------------------------
                               Aaron Tsai
			       President, Chief Executive Officer
			       Treasurer and Director

Date: July 15, 1998

                           By: /s/ Chia-Lun Tsai
                               ----------------------------------
                               Chia-Lun Tsai
                               Vice President and Director


