Form 10KSB
period 1998-12-31
MAS ACQUISITION VI CORP
filed 1999-02-19
CIK 1052781

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended  - December 31, 1998

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

     Issuer's telephone number: (812) 479-7266

     Securities registered under Section 12(b) of the Act: None

     Securities registered under Section 12(g) of the Act:

            Common Stock, $.001 par value per share
                           (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15(D) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
     past 90 days.	YES [ x ]   NO [   ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
     this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

     State issuer's revenues for its most recent fiscal year. $ -0-

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act): -0-

     Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

     (ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
     of securities under a plan confirmed by a court. Yes [   ] No [   ]

             (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,006,670 as of December 31, 1998.

			Documents Incorporated by Reference

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the documents is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

     Transitional Small Business Disclosure Format (Check one): Yes [   ];
     No [ x ]

                         PART I

ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

     MAS Acquisition VI Corp. (the "Company"), was incorporated on October 7, 1996 in the State of Indiana, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Pursuant to the Articles of Incorporation, the Company is authorized to issue 80,000,000 shares of Common Stock at $.001 par value and 20,000,000 shares of Preferred Stock at $.001 par value. Each holder of the Common Stock shall be entitled to one vote for each share of Common Stock held. The Preferred Stock may be divided into Series or Classes by the management of the Company upon the approval of a majority vote of the Directors of the Company. As of December 31, 1998, there are 1,006,670 shares of Common Stock and no shares of Preferred Stock outstanding.

     The Company has been in the developmental stage since inception and has no operations to date. Other than the issuance of shares to its shareholders, the Company never commenced any operational activities.
As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

     The Company became a reporting company in May, 1998 on voluntary basis because the primary attraction of the Company as a merger partner or acquisition vehicle will be its status as a reporting public company. Any business combination or transaction may potentially result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

     The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions.
Management does not intend to undertake any offering of the Company's securities, either debt or equity, until such time as the Company has successfully implemented its business plan described herein.

GENERAL BUSINESS PLAN

     The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See Item 7. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

     The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

    The Company intends to advertise and promote the Company in newspaper, magazine and on the Internet. The Company has not yet prepared any notices or advertisement.

     The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

     The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

     The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company. Aaron Tsai, President of the Company will be the key person in the search, review and negotiation with potential acquisition or merger candidates. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholder. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company do not expect to meet personally with management and key personnel of the business opportunity as part of their investigation due to lack of capital. To the extent possible, the Company intends to utilize written reports and investigation to evaluate the above factors.
The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

     The Officers of the Company have limited experience in managing companies similar to the Company and shall rely upon their own efforts and, to a much lesser extent, the efforts of the Company's shareholder, in accomplishing the business purposes of the Company. The Company may from time to time utilize outside consultants or advisors to effectuate its business purposes described herein. No policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

     The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition.

     It is anticipated that the Company will incur nominal expenses in the implementation of its business plan described herein. Because the Company has no capital with which to pay these anticipated expenses, present management of the Company will pay these charges with their personal funds, as interest free loans to the Company. However, the only opportunity which management has to have these loans repaid will be from a prospective merger or acquisition candidate. Management has agreed among themselves that the repayment of any loans made on behalf of the Company will not impede, or be made conditional in any manner, to consummation of a proposed transaction.

ACQUISITION OF OPPORTUNITIES

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws.
In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. Until such time as this occurs, the Company does not intend to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

     While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

     As part of the Company's investigation, officers and directors of the Company may personally meet with management and key personnel, may visit and inspect material facilities, obtain analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

     With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

     The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

     As stated hereinabove, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the 1934 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of the present management of the Company. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse the Company for all costs associated with the proposed transaction.

     The Company does not intends to provide the Company's security holders with any complete disclosure documents, including audited financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction.

COMPETITION

     The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company currently maintains a mailing address at 1710 E. Division St., Evansville, Indiana 47711, which is the address of its President. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted during the fourth quarter of the calendar year covered by this report to a vote of security holders.

                         PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

(a)  Market Information.

There is not market for the Company's securities.

(b)  Holders.

As of December 31, 1998, there were approximately 155 holder of the Company's Common Stock.

(c)  Dividends.

The Company has never paid a cash dividend on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings which it may realize in the foreseeable future to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS.

     The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

Results of Operations - October 7, 1996 (Inception) through December
31, 1998.

     The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7.
There have been no operations since incorporation.

Liquidity and Capital Resources.

     The Company issued 1,006,670 shares of its Common Stock.
The Company has no operating history and no material assets. The Company has $-0- in cash as of December 31, 1998.

Year 2000 Issue

     Year 2000 issues are not currently material to the Company's business, operations or financial condition, and the Company does not currently anticipate that it will incur any material expenses to remediate Year
2000 issues it may encounter. However, Year 2000 issues may become material to the Company following its completion of a business combination transaction. In that event, the Company will be required to adopt a plan and a budget for addressing such issues.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(1) Financial Statements                                      Page
     Report of Independent Auditors                           F-1
     Balance Sheet at December 31, 1998                       F-2
     Statement of Operations for the Years ended
        December 31, 1998 and 1997, and for the
        Period from Inception (October 7, 1996) to
        December 31, 1998                                     F-3
     Statement of Changes in Stockholders' Equity
        for the Years ended December 31, 1998 and 1997, and
        for the Period from Inception (October 7, 1996)
        to December 31, 1998                                  F-4
     Statements of Cash Flows for the Years ended
        December 31, 1998 and 1997, and for the
        Period from Inception (October 7, 1996) to
        December 31, 1998                                     F-5
     Notes to Financial Statements                            F-6

                    REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
MAS Acquisition VI Corp.


We have audited the accompanying balance sheet of MAS Acquisition VI Corp. (a development stage Company) as of December 31, 1998, and the related statements of operations, Stockholders' equity, and cash flows for the years ended December 31, 1998 and 1997 and for the period from October 7, 1996 (date of inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MAS Acquisition VI Corp. (a development stage company) as of December 31, 1998 and the results of its operations, and its cash flows for the years ended December 31, 1998 and 1997 and for the period from October 7, 1996 (date of inception) to December 31, 1998 in conformity with generally accepted accounting principles.



                             /s/ James E. Scheifley & Associates, P.C.
                                 James E. Scheifley & Associates, P.C.
                                 Certified Public Accountants

Denver, Colorado
January 8, 1999

               MAS Acquisition VI Corp.
             (A Development Stage Company)
                     Balance Sheet
                   December 31, 1998


               ASSETS
               ------                                          1998
                                                             --------
Current assets:


  Organization costs, net of $27 amortization                      45
                                                              -------
                                                             $     45
                                                              =======
          STOCKHOLDERS' EQUITY
          --------------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value
   20,000,000 shares authorized                                   -

  Common stock, $.001 par value,
   80,000,000 shares authorized, 1,006,670 shares
   issued and outstanding                                          97
   (Deficit) accumulated during
    development stage                                             (52)
                                                               ------
                                                                   45
                                                               ------
                                                              $    45
                                                               ======




   See accompanying notes to financial statements.

                           MAS Acquisition VI Corp.
                         (A Development Stage Company)
                            Statements of Operations
                For the Years Ended December 31, 1998 and 1997
   And for the Period From Inception (October 7, 1996) to December 31, 1998

                                                                  Period From
                                                                 Inception to
                                       December 31, December 31, December 31,
                                          1998         1997          1998
                                       ------------ ------------ ------------

Operating expenses                     $       21   $      22    $      52
                                        ---------    --------     --------
Net (loss)                             $      (21)  $     (22)   $     (52)
                                        =========    ========     ========


Per share information:
 Basic (loss) per common share         $    (0.00)  $   (0.00)   $   (0.00)
                                        =========    ========     ========

 Weighted average shares outstanding    1,004,623    1,003,083    1,002,569
                                        =========    =========    =========



   See accompanying notes to financial statements.

                        MAS Acquisition VI Corp.
                      (A Development Stage Company)
              Statement of Changes in Stockholders' Equity
             For the Years Ended December 31, 1998 and 1997
  For the Period From Inception (October 7, 1996) to December 31, 1998

                                                           Deficit
                              Common    Stock           Accumulated
                              ------    ------       During Develop-
          ACTIVITY            Shares    Amount           ment Stage      Total
                              ------    ------      -------------------  -----

Balance at inception             -      $   -          $    -        $     -

Shares issued to officer to
 reimburse organization
 costs October at $.00009   1,000,000         90                            90

Net (loss) for the year          -          -                 (9)           (9)
                            ---------    -------        --------      --------
Balance, December 31, 1996  1,000,000         90              (9)           81
                            ---------    -------        --------      --------
 Compensation of directors
  January 1997 @ $.001 per
  share                           500          1                             1

 Gift shares
  March 1997 at $.001 per
  share                         3,100          3                             3

Net (loss) for the year          -          -                (22)          (22)
                            ---------    -------        --------      --------
 Balance, December 31, 1997 1,003,600         94             (31)           63

 Gift shares
  September 1998 @ $.001        3,070          3                             3

Net (loss) for the year          -          -                (21)          (21)
                            ---------    -------        --------      --------
 Balance, December 31, 1998 1,006,670   $     97       $     (52)    $      45
                            =========    =======        ========      ========



   See accompanying notes to financial statements.

                         MAS Acquisition VI Corp.
                       (A Development Stage Company)
                          Statements of Cash Flows
              For the Years Ended December 31, 1998 and 1997
 And for the Period From Inception (October 7, 1996) to December 31, 1998

                                                                  Period From
                                                                 Inception to
                                       December 31, December 31, December 31,
                                          1998         1997          1998
                                       ------------ ------------ ------------

Net (loss)                            $      (21)  $      (22)  $      (52)
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Amortization                               18           18           45
   Shares issued for services               -               1            1
   Gift shares issued                          3            3            6
                                       ---------    ---------    ---------
       Total adjustments                      21           22           52
 Net cash provided by (used in)
  operating activities                      -            -            -


Increase (decrease) in cash                 -            -            -
Cash and cash equivalents,
 beginning of period                        -            -            -
                                       ---------    ---------    ---------
Cash and cash equivalents
 end of period                        $     -      $     -      $     -
                                       =========    =========    =========




   See accompanying notes to financial statements.

                        MAS Acquisition VI Corp.
                      (A Development Stage Company)
                      Notes to Financial Statements

Note 1. ORGANIZATION

The Company was incorporated on October 7, 1996, in the State of Indiana. The Company is in the development stage and its intent is to locate suitable business ventures to acquire. The Company has had no significant business activity to date and has chosen December 31 as a year end.

        SIGNIFICANT ACCOUNTING POLICIES



Intangible assets

The cost of intangible assets are amortized using the straight-line method over their estimated useful economic life (five years used for organization costs). They are stated at cost less accumulated amortization. The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under FAS 121, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company for the periods presented. At December 31, 1998, the Company has unamortized organization costs of $45, which are being amortized over a five year period using the straight-line method.

Estimates

The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Fair Value of Financial Instruments

The Company has held no short-term financial instruments since Its inception. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments

Net loss per share

In February 1997, the Financial Accounting Standard Board ("FASB") issued SFAS No. 128, "Earnings Per Share." SFAS No. 129 supersedes are simplifies the existing computational guidelines under Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share."

The statement is effective for financial statements issued for periods ending after December 15, 1997. Among other changes, SFAS No. 128 eliminates the presentation of primary earnings per share and replaces it with basic earnings per share for which common stock equivalents are not considered in the computation. It also revises the computation of diluted earnings per share. The Company has adopted SFAS No. 128 and there is no material impact to the Company's earnings per share, financial condition, or results of operations. The Company's earnings per share have been restated for all periods presented to be consistent with FASB No. 128.

The basic loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period. Common stock equivalents are excluded from the computation as their effect would be anti-dilutive. Shares issued at inception are considered to be outstanding for the entire period presented.

Cash and cash equivalents

Cash and cash equivalents consist of cash and other highly liquid debt instruments with an original maturity of less than three months.

Recent Pronouncements

SFAS No. 130, "Reporting Comprehensive Income", establishes guidelines for all items that are to be recognized under accounting standards as components of comprehensive income to be reported in the financial statements. The statement is effective for all periods beginning after December 15, 1997 and reclassification of financial statements of financial statements for earlier periods will be required for comparative purposes. To date, the Company has not engaged in transactions which would result in any significant difference between its reported net loss and comprehensive net loss as defined in the statement.

Note 2. STOCKHOLDERS' EQUITY

The Company issued 1,000,000 shares of common stock to an officer of the Company as reimbursement of organization costs and stock offering costs of the Company paid for by the officer in October 1996. Fair value used for this transaction of $.00009 per share is based upon the actual cost of incorporation. During January 1997 the Company issued 500 shares of its common stock to directors as compensation valued at $1. Additionally, the Company issued 3,100 shares of its common stock to 31 foreign citizens as a gift in March 1997 for an aggregate fair value of $3. The Company made a similar gift during September 1998 to 118 foreign citizens of 3,070 common shares having a fair value of $3. The fair value of the gifted shares was charged to expense during the period presented.


Note 3. INCOME TAXES

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classifications on the classifications of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The deferred tax asset related to the operating loss carryforward has been fully reserved.

The Company has not provided current or deferred income taxes for the periods presented due to losses from operations.

ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                         PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

OFFICERS AND DIRECTORS

     The following table sets forth certain information concerning each of the Company's directors and executive officers:

     Name             Age             Position
     Aaron Tsai       29              Chairman of the Board, President, Chief
                                      Executive Officer, and Treasurer
     Chia-Lun Tsai    53              Vice President and Director

     Aaron Tsai has previously served as President, Chief Executive Officer, Treasurer and as a Director of the Company since inception and is serving the same positions since December, 1997. Mr. Tsai is President and Director of MAS Financial Corp., Aimex Camera Corp., Aimex Distributing Corp., Aimex Marketing Corp., American Multimedia, Inc., Aimex Imaging Corp. and Auto Stack Pacific Rim Ltd. Mr. Tsai is Vice President and Director of Hunan Restaurant of Indiana, Inc. and Hunan Restaurant of Boonville, Inc. Mr. Tsai was President and Director of Aimex International Corporation, Aimex Camera (HK) Limited, Aimex Capital/Finance, Ltd. and Multi Access Systems, Inc. Mr. Tsai has served as President, Chief Executive Officer and a Director of Aimex Camera Inc.

     Mr. Chia-Lun Tsai has previously served as Vice President and a Director of the Company since inception and is serving the same positions since December, 1997. Mr. Tsai is a Director of MAS Financial Corp.
since August 1995 and Aimex Camera Corp. since December 1996. Mr. Tsai is owner and manager of Hunan Restaurant of Indiana, Inc. and Hunan Restaurant of Boonville, Inc. Mr. Tsai was an owner and manager of Hunan Restaurant from 1986 until 1993. Mr. Tsai was Vice President and a Director of Aimex International Corporation and Aimex Camera Inc.

     The blank check company that Aaron Tsai serves as President and Director and Chia-Lun Tsai serve as Vice President and Director is MAS Acquisition III Corp.

     The blank check companies that Aaron Tsai served as President and Director and Chia-Lun Tsai served as Vice President and Director are
MAS Acquisition I Corp., MAS Acquisition II Corp., MAS Acquisition III Corp., MAS Acquisition IV Corp., MAS Acquisition V Corp., MAS Acquisition VII Corp., MAS Acquisition VIII Corp., MAS Acquisition IX Corp., MAS Acquisition X Corp., MAS Acquisition XI Corp., MAS Acquisition XII Corp., MAS Acquisition XIII Corp., MAS Acquisition XIV Corp., MAS Acquisition XV Corp., MAS Acquisition XVI Corp. and Multi Access Systems, Inc.

     In December 1997 MAS Acquisition I Corp. merged with Sloan Electronics, Inc. and renamed to Sloan Electronics, Inc. and in October 1997 MAS Acquisition II Corp. renamed to ThermoTek Environmental, Inc. Both Sloan Electronics, Inc. and TermoTek Environmental Inc. are under control of new controlling persons. On July 25, 1997, MAS Acquisition IV Corp. was renamed Aimex Distributing Corp. and on July 25, 1997, MAS Acquisition V was renamed Aimex Marketing Corp. Both Aimex Distributing Corp. and Aimex Marketing Corp. markets and distributes cameras and are no longer blank check companies. Mr. Aaron Tsai is President, Director and the principle shareholder of Aimex Marketing Corp. and Aimex Distributing Corp.

PRIOR BLANK CHECK OFFERINGS

     Mr. Aaron Tsai was involved in a number of blank check offerings described below. On September 11, 1996, Multi Access Systems Inc. gifted
23,600 shares of its common stock in reliance on Regulation S to non-U.S. persons for the purpose of increasing the number of shareholders. Multi Access Systems Inc. has not merged with or acquired any business. Mr. Aaron Tsai is the principle shareholder of MAS Acquisition II Corp., MAS Acquisition IV Corp., MAS Acquisition V Corp., MAS Acquisition VI Corp., MAS Acquisition VII Corp., MAS Acquisition VIII Corp., MAS Acquisition IX Corp., MAS Acquisition X Corp., MAS Acquisition XI Corp., MAS Acquisition XII Corp., MAS Acquisition XIII
Corp., MAS Acquisition XIV Corp., MAS Acquisition XV Corp. and MAS
Acquisition XVI Corp. and in March 1997 each of these companies gifted
3,100 shares of its common stock, respectively, in reliance on Regulation S to non-U.S. persons for the purpose of increasing the number of shareholders.
In September 1998 MAS Acquisition III Corp. gifted 2,070 shares of its common stock in reliance on Regulation S to non-U.S. persons for the purpose of increasing the number of shareholders.

     Mr. Chia-Lun Tsai is the father of Mr. Aaron Tsai.

     The Officers and Directors identified in above table are the Company's only promoters.

ITEM 10. EXECUTIVE COMPENSATION.

     None of the Company's current officers or directors receive any compensation for their respective services rendered unto the Company, nor have they received such compensation in the past.
They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition. The Company currently has no funds available to pay officer or directors. Further, none of the officer or directors are accruing any compensation pursuant to any agreement with the Company.

     It is possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of the Company's management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons. However, the Company has adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in the Company's decision to undertake any proposed transaction. Each member of management has agreed to disclose to the Company's Board of Directors any discussions concerning possible compensation to be paid to them by any entity which proposes to undertake a transaction with the Company and further, to abstain from voting on such transaction. Therefore, as a practical matter, if each member of the Company's Board of Directors is offered compensation in any form from any prospective merger or acquisition candidate, the proposed transaction will not be approved by the Company's Board of Directors as a result of the inability of the Board to affirmatively approve such a transaction.

     It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the Company. In the event the Company consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for their referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted common stock issued by the Company as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if such compensation is in the form of cash, such payment will be tendered by the acquisition or merger candidate, because the Company has insufficient cash available.
The amount of such finder's fee cannot be determined as of the date of this registration statement, but is expected to be comparable to consideration normally paid in like transactions. No member of management of the Company will receive any finders fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein.

     The Company plans to compensate Aaron Tsai, President of the Company between 800,000 to 1,500,000 shares of Common Stock of the Company for his services in connection with completion of an acquisition or merger. The Company does not intend to compensate any other Officers and Directors of the Company or consultants in connection with completion of an acquisition or merger in any form other than in form of Common Stock to the President of the Company and in form of finders fee to the consultant(s).

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT.

PRINCIPLE STOCKHOLDERS

     The following table sets forth certain information as of December 31, 1998 regarding the beneficial ownership of the Company's Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) by each Director and executive officer of the Company and (iii) by all executive officer and Directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to Common Stock beneficially owned.

                       	     	        Number of            Percentage of
Name and Address	                    Shares Owned           Shares owned
Aaron Tsai                              1,000,000                 99.34%
c/o MAS Acquisition VI Corp.
1710 E. Division St.
Evansville, IN 47711

Chia-Lun Tsai                               0                      *
c/o MAS Acquisition VI Corp.
1710 E. Division St.
Evansville, IN 47711

All Directors & Officers               1,00,000                   99.34%
as a group (2 persons)

* Less than 1%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to
Item 404 of Regulation S-B.

                        PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K.

(a)  Financial Statements are contained in Item 7.

(b)  Reports on Form 8-K

Form 8-K filed on October 8, 1998 is incorporated by reference.

(c)  Exhibits.

(3.1)       Articles of Incorporation as filed with the Form
            10-SB Registration Statement on March 25, 1998.

(3.2)       Bylaws of the Company as filed with the Form
            10-SB Registration Statement on March 25, 1998.

(4.1)       Specimen Common Stock Certificate

            Specimen Common Stock Certificate

NUMBER          					SHARES


                   MAS Acquisition VI Corp.
    INCORPORATED UNDER THE LAWS OF THE STATE OF INDIANA

PAR VALUE $0.001
COMMON STOCK


THIS CERTIFIES THAT


is the owner of

   FULLY PAID AND NON-ASSESSABLE SHARES OF THE COMMON STOCK PAR VALUE OF
     $0.001 EACH OF

                   MAS Acquisition VI Corp.

transferable on the books of the Corporation in person or by duly authorized attorney upon surrender of this Certificate properly endorsed.

   Witness the facsimile seal of the Corporation and the facsimile signatures of its duly authorized officers.

DATED:
                            MAS
                        ACQUISITION
                          VI CORP.
                       --------------
                       CORPORATE SEAL
                       --------------
     PRESIDENT            INDIANA                        SECRETARY

  The following abbreviations, when used in the inscription on the face of this certificate, shall be construed as though they were written out in full according to applicable laws or regulations:

 TEN COM - as tenants in common    UNIF GIFT MIN ACT - _____ Custodian ______
 TEN ENT - as tenants by the entireties                (Cust)          (Minor)
 JT TEN(J/T) - as joint tenants with right of    under Uniform Gifts to Minors
                 survivorship and not as tenants    Act ______________________
                 in common                                    (State)
     Additional abbreviations may also be used though not in the above list.


For Value Received ___________________________________ hereby sell, assign and transfer unto

PLEASE INSERT SOCIAL SECURITY OR OTHER
       IDENTIFYING NUMBER OF ASSIGNEE

_______________________________________________________________________________

_______________________________________________________________________________

_______________________________________________________________________________
PLEASE PRINT OR TYPEWRITE NAME AND ADDRESS OF ASSIGNEE
_______________________________________________________________________________

_______________________________________________________________________________

__________________________________________________________________________Shares
of the Capital stock represented by the within Certificate, and do hereby irrevocably constitute and appoint ________________________________________________________________Attorney
to transfer the said Stock on the books of the within-named Corporation with full power of substitution in the premises.

Dated _________________________
                                        X_______________________________________

SIGNATURE GUARANTEE                      _______________________________________
(BY BANK, BROKER, CORPORATE OFFICER)     NOTICE: THE SIGNATURE TO THIS AGREEMENT
                                         MUST CORRESPOND WITH THE NAME AS
                                         WRITTEN UPON THE FACE OF THE
                                         CERTIFICATE, IN EVERY PARTICULAR,
                                         WITHOUT ALTERATION OR ENLARGEMENT, OR
                                         ANY CHANGE WHATEVER.


                                  Exhibit (4.1)

SIGNATURES

	 Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



MAS ACQUISITION VI CORP.



Date: February 18, 1999

                           By: /s/ Aaron Tsai
                               __________________________________
                               Aaron Tsai
                               President, Chief Executive Officer
                               Treasurer and Director

Date: February 18, 1999
                           By: /s/ Chia-Lun Tsai
                               _________________________________
                               Chia-Lun Tsai
                               Vice President and Director