Form 10QSB
period 1999-03-31
MAS ACQUISITION VI CORP
filed 1999-11-30
CIK 1052781

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the period ended  - March 31, 1999

          				OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from

            		Commission file number 0-23947

                                Nu Energy Inc.
              (Name of Small Business Issuer in its charter)



                Indiana                			  35-2035070
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization                      Identification Number)


      9 Sandpiper Court, Fairview, Queensland, Austrlia         4870
     (Address of principal executive offices)                (Zip Code)

     Registrant's telephone number, including area code: 61-7-40-331-277



     Securities registered under Section 12(b) of the Act: None

     Securities registered under Section 12(g) of the Act:

               Common Stock, $.001 par value per share
                           (Title or class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days.	YES [ ]   NO [X]

     As of March 31, 1999, the Registrant has outstanding 9,618,488 shares of Common Stock.

                               Nu Energy Inc.

                                Form 10-QSB

                              Quarterly Report

                               March 31, 1999

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(1) Financial Statements                                   Page
     Balance Sheet for the three months ended March 31,
     1999, (audited)                                        F-1

     Statements of Operations for the three months ended
     March 31, 1999, (audited)                              F-2

     Statements of Cash Flows for the three months
     ended March 31,1999, (audited)                         F-3

     Statements of Changes in Stockholder's
     Equity for the three months ended March 31, 1999
     (audited)                                              F-4

     Notes to Audited Financial Statements                  F-5

                                NU ENERGY INC.
                             FINANCIAL STATEMENTS
                                  (Audited)

                          FOR THE THREE MONTHS ENDED
                                MARCH 31, 1999

                                 R. O. DILLON
                       ACCOUNTANT - REGISTERED TAX AGENT

1st Floor                                      Phone:	61 7 4051 7588
42 McLeod Street                               Phone:	61 7 4051 8182
P.O. Box 5123                                    Fax:	61 7 4051 0973
Cairns, Queensland 4870

                    Independent Auditor's Report

To the Board of Directors of
Nu Energy Inc.

We have audited the accompanying consolidated balance sheet of Nu Energy Inc. as of March 31, 1999 and the related statements of operations, stockholders' equity and cash flows for the period then ended. These financial statements are the responsibility of Nu Energy Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

Except as discussed in the following paragraph, we conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates used by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We were unable to obtain sufficient information supporting the Company's Coal Catalyst Technology re-valued by management and stated in the balance sheet at $15,007,500, nor were we able to determine whether the Company had accounted for any income to which it may be entitled.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to examine evidence regarding the Coal Catalyst Technology, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Nu Energy Inc. as of March 31, 1999 and the results of its operations and its cash flows for the initial period then ended in conformity with generally accepted accounting principles.



By: /S/ R. O. DILLON

R. O. DILLON - ACCOUNTANT
March 31, 1999

F-1
                                 NU ENERGY INC.
                          CONSOLIDATED BALANCE SHEET
                      FOR THE PERIOD FROM JANUARY 1, 1999
                                TO MARCH 31, 1999

                                     ASSETS
Current Assets
       Cash on Hand                                         $293

       Stock Subscription Receivable                     $10,275

Coal Catalyst Technology                             $15,007,500

Patents                                                   $9,266

Incorporation Costs                                         $354
(net of accumulated amortization of $288)
                                                     -----------
                                                     $15,027,688
                                                     ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
       Accounts Payable                                 $317,924
       Loan Payable                                      $59,823
                                                     -----------
          Total Current Liabilities                     $377,747
                                                     ===========

Stockholders' Equity

       Preferred Stock, $0.001 par value
          20,000,000 Shares Authorized

       Common Stock, $0.001 par value
          80,000,000 Shares Authorized
          9,618,488 Shares Issued and Fully Paid         $12,134

       Accumulated Reserves                          $14,637,807
                                                     -----------
          Total Stockholders' Equity                 $14,649,941
                                                     ===========

                                                     $15,027,688
                                                     ===========

The accompanying notes and independent auditor's report are an integral part of these statements.

F-2
                                NU ENERGY INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE PERIOD FROM JANUARY 1, 1999
                              TO MARCH 31, 1999

Revenues                                                   $0
                                                     --------
Expenses
       Amortization                                       $33
       Bank Service Charges                               $20
       Consultants                                     $4,210
       Decrease Goodwill on Consolidation              $1,302
       Salaries                                       $20,000
                                                      -------
             Total Expenses                           $25,565
                                                      -------
Net Loss                                             ($25,565)
                                                      =======

The accompanying notes and independent auditor's report are an integral part of these statements.

F-3
                                NU ENERGY INC.
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM JANUARY 1, 1999 TO MARCH 31, 1999

                                 Common Stock

                      Number of      Par Value    Accumulated       Total
                       Shares         $0.001       Reserve
                      ________________________________________________________
Balance at            1,006,670          $97      $14,663,372      $14,663,469
January 1, 1999
  Compensation of
  Consultants
  January 1999 @
  $0.001  per share   1,106,670         $100                       $14,663,569

  Share Issue         6,850,000      $10,275                       $14,673,844
  February 1999 @
  $0.001 per share

  Share Issue         1,301,823       $1,302                       $14,675,146
  CoalCorp Pty. Ltd.
  1:18   March 1999 @
  $0.001 per share

  Compensation of       359,995         $360                       $14,675,506
  Directors March 1999
  @ $0.001 per share

  Net Loss for                0        $0.00         ($25,565)     $14,649,941
  the period
                      ---------      -------      -----------      -----------
Totals                9,618,488      $12,134      $14,637,807      $14,649,941
                      =========      =======      ===========      ===========

The accompanying notes and independent auditor's report are an integral part of these statements.

F-4
                                NU ENERGY INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE PERIOD FROM JANUARY 1, 1999
                              TO MARCH 31, 1999

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                           ($25,565)

Adjustments to Reconcile Net
Loss to Net Cash Provided by
       Operating Activities:
               Amortization                             $33
               Shares Issued for Services              $460
               Decrease Goodwill on Consolidation    $1,302

Increase in Accounts Payable                        $23,750
                                                    -------

NET CASH USED BY OPERATING ACTIVITIES                  ($20)

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in Stock Subscription Receivable          ($10,275)
                                                    -------
NET CASH USED BY INVESTING ACITIVITIES             ($10,275)

CASHFLOWS FROM FINANCING ACTIVITIES

Proceeds from Issuance of Common Stock              $10,275
                                                    -------
NET CASH PROVIDED BY FINANCING ACTIVITIES           $10,275

NET INCREASE (DECREASE) IN CASH                        ($20)

CASH AT THE BEGINNING OF THE PERIOD                    $313
                                                    -------
CASH AT THE END OF THE PERIOD                          $293
                                                    =======

The accompanying notes and independent auditor's report are an integral part of these statements.

F-5
                                 NU ENERGY INC.
                         NOTES TO FINANCIAL STATEMENTS
                      FOR THE PERIOD FROM JANUARY 1, 1999
                               TO MARCH 31, 1999

NOTE ONE - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Relationship of the Consolidated Companies

Nu Energy Inc. was incorporated on October 7, 1996 in the State of Indiana with the intention to locate suitable business ventures to acquire. CoalCorp Pty. Ltd., an Australian corporation, was organized for the purpose of acquiring the exclusive right (license) to develop and market a propriety coal catalyst that was invented, an is currently utilized in The People's Republic of China.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Amortization

Amortization is computed using the straight-line method over a period of five years.

Concentration of Revenue Risk

CoalCorp Pty. Ltd. derives its revenue entirely from the development and marketing of a proprietary coal catalyst technology.

NOTE TWO - DEVELOPMENT STAGE OPERATIONS

The operations of CoalCorp Pty. Ltd. since the date of its inception have consisted primarily of raising capital and acquiring rights to a proprietary technology and the testing and proving of the technology. The Company's Patent Attorney has applied for a full patent in India and the Company has a current PCT Patent which gives the Company the protection and the right to take out full patents in most countries which are signatories to the Paris and Bonn Conventions.

NOTE THREE - INCOME TAXES

CoalCorp Pty Ltd tax assets relate to a current year net operating loss, therefore a provision for current year federal income taxes has not been recorded. A benefit from income taxes of has not been recorded as the balance of tax assets has been offset by a valuation allowance reserve of an equal amount.

                                NU ENERGY INC.
                        NOTES TO FINANCIAL STATEMENTS
                     FOR THE PERIOD FROM JANUARY 1, 1999
                              TO MARCH 31, 1999

NOTE FOUR - RELATED PARTY TRANSACTIONS

During the period, the following transactions occurred between Nu Energy Inc. and related parties:-

Expense                Relationship            Amount
--------------------------------------------------------------
Consultant             Officer/Shareholder      $3,750
Consultant             Officer/Shareholder        $100
Salaries               Directors/Shareholders  $20,000

NOTE FIVE - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITIONS.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report. This discussion contains forward-looking statements, including statements regarding the Company's strategy, financial performance and revenue sources which involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth elsewhere in this Quarterly Report.

Overview

The core business for Nu Energy Inc. will be marketing and developing renewable energy technologies and pollution reduction technologies, with a focus on building the organisations technology portfolio by acquiring other pollution reduction and renewable energy technologies.

Nu Energy Inc. has successfully completed the acquisition of 88.65% of CoalCorp Pty. Ltd., and the CoalCorp Coal Technology. Nu Energy Inc. will begin marketing and developing the CoalCorp Coal Technology during the first and second quarter of 2000.

The CoalCorp Coal Technology is a revolutionary additive for reducing the gas pollution outputted during coal combustion. The technology has both the properties of an additive and a catalyst, when added to coal prior to the combustion cycle it reduces SO2 gas emissions by up to 89% and NOx gas emissions by up to 44%. Its application in older boilers increases their thermal efficiency, resulting in coal savings of up to 25%. It is inexpensive to implement, costing less than $0.40 per ton of coal (burned) to produce, and is simply dispensed (powdered) directly onto the coal using a spreading agitator.

The CoalCorp Coal Technology is very versatile, its application is not restricted it can be applied to both wet and dry coals. The additive can be formulated to specific samples of coal, allowing it to achieve the best results possible. The production of the additive is very simple, requiring no expensive specialized equipment or production facilities.

The CoalCorp Coal Technology arrives on the market at time when world pressure is mounting on coal burning industries to reduce their emissions. Coal pollution has been identified as one of the biggest contributing factors to acid rain and photochemical smog. Some solutions currently being implemented include refitting existing facilities with scrubbers and filters, this is prohibitively expensive costing hundreds of millions of dollars. The most common solution is the importation of expensive low sulphur coals, inexpensive local coals with higher sulphur content are not utilized resulting in wasted resources. The CoalCorp Coal Technology will allow industries the ability to continue operating their existing coal fired facilities cost effectively and within environmental standards.

CoalCorp's Technology is protected by international patent law, it is covered by a broad based patent giving it the best protection from infringement. CoalCorp Pty. Ltd. has been issued PCT's for its technology and is in the final stage of completing the patent process.

Coal is one of the most important fuels, it is used in hundreds of industries and is the largest source of heat and electricity production. Last year coal consumption was in excess of 5.5 Billion tons, with consumption growing at 70 million tons per year.

Nu Energy Inc. will begin production of its CoalCorp Coal Technology in the 2nd Quarter of 2000, with sales to begin in the same period. Nu Energy Inc. will also sell licenses to its CoalCorp Coal Technology in certain countries. Sales for 2000 are forecast at $6.6 million, increasing to $13.35 million by the year 2001. Nu Energy Inc. forecasts are based on sales of the CoalCorp Coal Technology to 0.5% of the total coal consumption market (world).

CoalCorp has raised and expended $500,000 in the development, testing and patenting of the CoalCorp Coal Technology. The technology is now at the stage of commercialization, further capital is to be raised to begin production, marketing, distribution and sales. Nu Energy Inc. will establish agreements with larger, experienced corporations with production facilities, marketing/sales teams and distribution networks to undertake the production, marketing, sales and distribution. Nu Energy Inc. will also seek to merge with a global partner to facilitate and grow the corporation and the CoalCorp Coal Technology.

The CoalCorp Coal Technology is a revolutionary product that comes onto the market at a time when Coal Burning Industries are under the greatest pressure to reduce their emissions. Coal is one of the most used fuels in the world, it is also responsible for the production of damaging acid rain and dangerous smog, the CoalCorp Coal Technology reduces the emissions outputted during coal combustion and can even increase combustion efficiency, most of all it can be performed inexpensively and immediately. With more than 5.5 Billion tons of coal burned per year this is an excellent growth market for Nu Energy Inc. to position its CoalCorp Coal Technology into. It is also excellent news for environmentalists, the coal industry and the concerned citizens of the world.

Results of Operation

Nu Energy Inc. had a net loss of $25,565 for the first quarter, the first quarter 1999 results of operation reflect the current position of the corporation with regards to its recent acquisition of CoalCorp Pty. Ltd. and the CoalCorp Coal Technology. Nu Energy Inc.'s focus is on the development and marketing of the CoalCorp Coal Technology. With the completion of the development program and commencement of the marketing program, it is predicted the CoalCorp Coal Technology will become the primary revenue stream.

The revenue stream will be derived through either the development of strategic partnerships with Global Chemical Corporations to produce, distribute and market the technology on a global basis or the sale of Country Specific Licenses to the CoalCorp Coal Technology on a Fee and Royalty basis.

Liquidity and Capital Resources

First quarter, 1999 net cash decreased by $20. The corporation's limited cash resources will be addressed by raising additional funds via private placements during the fourth quarter 1999 and first quarter 2000. The corporation anticipates that any shortage of cash will be covered by capital contribution by shareholders. The funds raised from the corporation's capital raising program will be sufficient to meet its working capital and capital equipment needs at least through the next twelve months from the first quarter, 2000.

Part II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  The Company filed a current report on Form 8-K dated March 9, 1999.

SIGNATURES

	 Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Nu Energy, Inc.



Date: November 18, 1999

                           By: /s/ Gordon N. Subloo
                               ----------------------------------
                               Gordon N. Subloo, President and
                               Chairman of the Board of Directors