Form 10QSB
period 1999-06-30
MAS ACQUISITION VI CORP
filed 1999-11-30
CIK 1052781

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the period ended  - June 30, 1999

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

                                 JUNE 30, 1999

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(1) Financial Statements                                    Page
     Balance Sheet for the three months ended JUNE 30,
     1999, (audited)                                        F-1

     Statements of Operations for the three months ended
     JUNE 30, 1999, (audited)                               F-2

     Statements of Cash Flows for the three months
     ended JUNE 30, 1999, (audited)                         F-3

     Statements of Changes in Stockholder's
     Equity for the three months ended JUNE 30, 1999
     (audited)                                              F-4

     Notes to Audited Financial Statements                  F-5

                                 NU ENERGY INC.
                               TABLE OF CONTENTS

                                                Page No.
Independent Auditor's Report                       3

Balance Sheet                                      4

Statement of Operations                            5

Statement of Cash Flows                            7

Notes to Financial Statements                      8

                                 R. O. DILLON
                       ACCOUNTANT - REGISTERED TAX AGENT

1st Floor                                        Phone:	61 7 4051 7588
42 McLeod Street                                 Phone:	61 7 4051 8182
P.O. Box 5123                                      Fax:	61 7 4051 0973
Cairns, Queensland 4870

Independent Auditor's Report

To the Board of Directors of
Nu Energy Inc.

We have audited the accompanying consolidated balance sheet of Nu Energy Inc. as of June 30, 1999 and the related statements of operations, stockholders' equity and cash flows for the period then ended. These financial statements are the responsibility of Nu Energy Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to examine evidence regarding the Coal Catalyst Technology, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Nu Energy Inc. as of June 30, 1999 and the results of its operations and its cash flows for the initial period then ended in conformity with generally accepted accounting principles.




By: /S/ R. O. DILLON

R. O. DILLON - ACCOUNTANT
October 4, 1999

F-1
                                 NU ENERGY INC.
                           CONSOLIDATED BALANCE SHEET
                       FOR THE PERIOD FROM APRIL 1, 1999
                                TO JUNE 30, 1999

                                    ASSETS
Current Assets
       Cash on Hand                                         $273

       Stock Subscription Receivable                     $10,275

Coal Catalyst Technology                             $15,007,500

Patents                                                   $9,266

Incorporation Costs                                         $321
(net of accumulated amortization of $321)
                                                     -----------
                                                     $15,027,635
                                                     ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
       Accounts Payable                                 $341,674
       Loan Payable                                      $59,823
                                                      ----------
         Total Current Liabilities                      $401,497
                                                      ==========

Stockholders' Equity

       Preferred Stock, $0.001 par value
          20,000,000 Shares Authorized

       Common Stock, $0.001 par value
          80,000,000 Shares Authorized
          9,618,488 Shares Issued and Fully Paid         $12,134

       Accumulated Reserves                          $14,614,004
                                                     -----------
          Total Stockholders' Equity                 $14,626,138
                                                     ===========

                                                     $15,027,635
                                                     ===========

The accompanying notes and independent auditor's report are an integral part of these statements.

F-2
                                 NU ENERGY INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                       FOR THE PERIOD FROM APRIL 1, 1999
                                TO JUNE 30, 1999

Revenues                                                   $0
                                                      =======
Expenses
       Amortization                                       $33
       Bank Service Charges                               $20
       Consultants                                     $3,750
       Salaries                                       $20,000
                                                      -------
          Total Expenses                              $23,803
                                                      -------
Net Loss                                             ($23,803)
                                                      =======

The accompanying notes and independent auditor's report are an integral part of these statements.

F-3
                                NU ENERGY INC.
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE PERIOD FROM APRIL 1, 1999 TO JUNE 30, 1999

                                 Common Stock

                    Number of      Par Value    Accumulated       Total
                     Shares         $0.001       Reserve
                    ________________________________________________________
Balance at          9,618,488      $12,134      $14,637,807      $14,649,941
April 1, 1999

  Net Loss for              0                   ($23,803)        $14,626,138
  the period
                    ---------      -------      -----------      -----------
Totals              9,618,488      $12,134      $14,626,138      $14,626,138
                    =========      =======      ===========      ===========

The accompanying notes and independent auditor's report are an integral part of these statements.

F-4
                                 NU ENERGY INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        FOR THE PERIOD FROM APRIL 1, 1999
                                TO JUNE 30, 1999

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                           ($23,803)

Adjustments to Reconcile Net
Loss to Net Cash Provided by
       Operating Activities:
               Amortization                             $33

Increase in Accounts Payable                        $23,750
                                                    -------
NET CASH USED BY OPERATING ACTIVITIES                  ($20)

NET INCREASE (DECREASE) IN CASH                        ($20)
CASH AT THE BEGINNING OF THE PERIOD                    $293
                                                    -------
CASH AT THE END OF THE PERIOD                          $273
                                                    =======

The accompanying notes and independent auditor's report are an integral part of these statements.

F-5
                                 NU ENERGY INC.
                         NOTES TO FINANCIAL STATEMENTS
                       FOR THE PERIOD FROM APRIL 1, 1999
                                TO JUNE 30, 1999

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

                                NU ENERGY INC.
                        NOTES TO FINANCIAL STATEMENTS
                      FOR THE PERIOD FROM APRIL 1, 1999
                               TO JUNE 30, 1999

NOTE FOUR - RELATED PARTY TRANSACTIONS

During the period, the following transactions occurred between Nu Energy Inc. and related parties:-

Expense                Relationship             Amount
--------------------------------------------------------------
Consultant             Officer/Shareholder      $3,750
Salaries               Directors/Shareholders  $20,000

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

Results of Operation

Nu Energy Inc. had a net loss of $23,803 for the second quarter, the second quarter 1999 results of operation reflect the current position of the corporation with regards to its recent acquisition of CoalCorp Pty. Ltd. and the CoalCorp Coal Technology. Nu Energy Inc.'s focus is on the development and marketing of the CoalCorp Coal Technology. With the completion of the development program and commencement of the marketing program, it is predicted the CoalCorp Coal Technology will become the primary revenue stream.

The revenue stream will be derived through either the development of strategic partnerships with Global Chemical Corporations to produce, distribute and market the technology on a global basis or the sale of Country Specific Licenses to the CoalCorp Coal Technology on a Fee and Royalty basis.

Liquidity and Capital Resources

Second quarter, 1999 net cash decreased by $20. The corporation's limited cash resources will be addressed by raising additional funds via private placements during the fourth quarter 1999 and first quarter 2000. The corporation anticipates that any shortage of cash will be covered by capital contribution by shareholders. The funds raised from the corporation's capital raising program will be sufficient to meet its working capital and capital equipment needs at least through the next twelve months from the first quarter, 2000.

Part II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  The Company did not file any reports on Form 8-K during the quarter ended June 30, 1999.

SIGNATURES

	 Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Nu Energy, Inc.



Date: November 16, 1999

                           By: /s/ Gordon N. Subloo
                               ----------------------------------
                               Gordon N. Subloo, President and
                               Chairman of the Board of Directors