Form 10QSB
period 1999-09-30
MAS ACQUISITION VI CORP
filed 1999-11-30
CIK 1052781

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the period ended  - September 30, 1999

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

     As of September 30, 1999, the Registrant has outstanding 9,618,488 shares of Common Stock.

                      Nu Energy Inc.

                       Form 10-QSB

                     Quarterly Report

                    SEPTEMBER 30, 1999

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(1) Financial Statements                                    Page
     Balance Sheet for the three months ended SEPTEMBER 30,
     1999, (audited)                                        F-1

     Statements of Operations for the three months ended
     SEPTEMBER 30, 1999, (audited)                          F-2

     Statements of Cash Flows for the three months
     ended SEPTEMBER 30, 1999, (audited)                    F-3

     Statements of Changes in Stockholder's
     Equity for the three months ended SEPTEMBER 30, 1999
     (audited)                                              F-4

     Notes to Audited Financial Statements                  F-5

                        NU ENERGY INC.
                     FINANCIAL STATEMENTS
                          (Audited)

                 FOR THE THREE MONTHS ENDED
                     SEPTEMBER 30, 1999

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
Cairns, Queensland 4870

Independent Auditor's Report

To the Board of Directors of
Nu Energy Inc.

We have audited the accompanying consolidated balance sheet of Nu Energy Inc. as of September 30, 1999 and the related statements of operations, stockholders' equity and cash flows for the period then ended. These financial statements are the responsibility of Nu Energy Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to examine evidence regarding the Coal Catalyst Technology, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Nu Energy Inc. as of September 30, 1999 and the results of its operations and its cash flows for the initial period then ended in conformity with generally accepted accounting principles.




By: /S/ R. O. DILLON

R. O. DILLON - ACCOUNTANT
November 24, 1999

F-1
                       NU ENERGY INC.
                 CONSOLIDATED BALANCE SHEET
             FOR THE PERIOD FROM JULY 1, 1999
                   TO SEPTEMBER 30, 1999

                          ASSETS

Current Assets
       Cash on Hand                                  $253

       Stock Subscription Receivable                 $10,275

Coal Catalyst Technology                             $15,007,500

Patents                                              $15,807

Incorporation Costs                                  $288
(net of accumulated amortization of $354)

                                                     $15,034,123

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
       Accounts Payable                              $365,424
       Loan Payable                                  $66,364
         Total Current Liabilities                   $431,788

Stockholders' Equity

       Preferred Stock, $0.001 par value
          20,000,000 Shares Authorized

       Common Stock, $0.001 par value
          80,000,000 Shares Authorized
          9,618,488 Shares Issued and Fully Paid     $12,134

       Accumulated Reserves                          $14,590,201
          Total Stockholders' Equity                 $14,602,335

                                                     $15,034,123

The accompanying notes and independent auditor's report are an integral part of these statements.

F-2
                       NU ENERGY INC.
          CONSOLIDATED STATEMENT OF OPERATIONS
            FOR THE PERIOD FROM JULY 1, 1999
                   TO SEPTEMBER 30, 1999

Revenues                                             $0

Expenses
       Amortization                                  $33
       Bank Service Charges                          $20
       Consultants                                   $3,750
       Salaries                                      $20,000
          Total Expenses                             $23,803
Net Loss                                             ($23,803)

The accompanying notes and independent auditor's report are an integral part of these statements.

F-3
                       NU ENERGY INC.
        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
    FOR THE PERIOD FROM JULY 1, 1999 TO SEPTEMBER 30, 1999

                         Common Stock

                   Number of      Par Value    Accumulated      Total
                     Shares         $0.001       Reserve
__________________________________________________________________________
Balance at
July 1, 1999      9,618,488      $12,134      $14,614,004      $14,626,138

    Net Loss for
      the period          0                   ($23,803)        $14,602,335

Totals            9,618,488      $12,134      $14,590,201      $14,602,335

The accompanying notes and independent auditor's report are an integral part of these statements.


F-4
                       NU ENERGY INC.
          CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE PERIOD FROM JULY 1, 1999
                   TO SEPTEMBER 30, 1999



CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                           ($23,803)

Adjustments to Reconcile Net
Loss to Net Cash Provided by
       Operating Activities:
               Amortization                        $33

Increase in Accounts Payable                       $23,750
Increase in Loan Payable                           $6,541

NET CASH USED BY OPERATING ACTIVITIES              ($6,521)
                                                   --------
CASH FLOWS FROM INVESTING ACTIVITIES

Patents                                            ($6,541)
                                                   ________
NET CASH FROM INVESTING ACTIVITIES                 ($6,541)
                                                   --------
NET INCREASE (DECREASE) IN CASH                    ($20)
CASH AT THE BEGINNING OF THE PERIOD                $272
                                                   ________
CASH AT THE END OF THE PERIOD                      $252
                                                   --------

The accompanying notes and independent auditor's report are an integral part of these statements.

F-5
                       NU ENERGY INC.
              NOTES TO FINANCIAL STATEMENTS
            FOR THE PERIOD FROM JULY 1, 1999
                   TO SEPTEMBER 30, 1999

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

                       NU ENERGY INC.
              NOTES TO FINANCIAL STATEMENTS
            FOR THE PERIOD FROM JULY 1, 1999
                   TO SEPTEMBER 30, 1999

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

CoalCorp has raised and expended $500,000 in the development, testing and patenting of the CoalCorp Coal Technology. The technology is now at the stage of commercialization, further capital is to be raised to begin production, marketing, distribution and sales. Nu Energy Inc. will establish agreements with larger, experienced corporations with production facilities, marketing/ sales teams and distribution networks to undertake the production, marketing, sales and distribution. Nu Energy Inc. will also seek to merge with a global partner to facilitate and grow the corporation and the CoalCorp Coal Technology.

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

Results of Operation

Nu Energy Inc. had a net loss of $23,803 for the third quarter, the third quarter 1999 results of operation reflect the current position of the corporation with regards to its recent acquisition of CoalCorp Pty. Ltd. and the CoalCorp Coal Technology. Nu Energy Inc.'s focus is on the development and marketing of the CoalCorp Coal Technology. With the completion of the development program and commencement of the marketing program, it is predicted the CoalCorp Coal Technology will become the primary revenue stream.

The revenue stream will be derived through either the development of strategic partnerships with Global Chemical Corporations to produce, distribute and market the technology on a global basis or the sale of Country Specific Licenses to the CoalCorp Coal Technology on a Fee and Royalty basis.

Liquidity and Capital Resources

Third quarter, 1999 net cash decreased by $20. The corporation's limited cash resources will be addressed by raising additional funds via private placements during the fourth quarter 1999 and first quarter 2000. The corporation anticipates that any shortage of cash will be covered by capital contribution by shareholders. The funds raised from the corporation's capital raising program will be sufficient to meet its working capital and capital equipment needs at least through the next twelve months from the first quarter, 2000.

Part II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  The Company did not file any reports on Form 8-K during the quarter ended September 30, 1999.

SIGNATURES

	 Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Nu Energy, Inc.



Date: November 26, 1999

                           By: /s/ Gordon N. Subloo
                               ----------------------------------
                               Gordon N. Subloo, President and
                               Chairman of the Board of Directors